Form 10QSB
period 2007-06-30
China Discovery Acquisition Corp.
filed 2007-08-14
CIK 1388374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52679

China Discovery Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Cayman Islands	N/A
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

70 Cao Bao Rd., Building C, Suite 1302, Shanghai, China
(Address of Principal Executive Office)

650-521-6800
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of August 14, 2007, 7,105,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Balance Sheet

June 30, 2007

ASSETS

CURRENT ASSETS -	$192,117
Cash
Cash and cash equivalents held in Trust Account	29,081,925
Total assets	29,274,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred underwriters’ fees	$300,000
Accrued offering costs	25,917
Accrued expenses	7,001
Total current liabilities	332,918
Common stock, subject to possible conversion, 1,499,500 shares
at conversion value	8,721,669

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred shares, $.0001 par value
Authorized 1,000,000 shares; none issued	—
Ordinary shares, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 6,250,000 shares (which includes 1,499,500 shares subject to possible conversion)	625
Additional paid-in capital	20,221,350

Deficit accumulated during the development stage	(2,520)

Total stockholders’ equity	20,219,455

Total liabilities and stockholders’ equity	$29,274,042

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Operations

	For the Three Months Ended June 30, 2007	Period from January 8, 2007 (inception) to June 30, 2007

Formation costs	$0	$2,500
Operating expenses	7,128	7,275
Operating loss	(7,128)	(9,775)

Other income:
Investment income	7,032	7,255
Net (loss) for the period	(96)	$(2,520)

Accretion of Trust Account relating to common stock subject to possible conversion	(2,076)	(2,076)
Net (loss) attributable to other common shareholders	(2,172)	$(4596)

Weighted average shares outstanding	1,321,000	1,379,000

Basic and diluted net loss per share	$—	$—

See accompanying notes to financial statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued January 8, 2007 at $.0200 per share	1,250,000	$125	$24,875		$25,000

Sale of 5,000,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (1,499,500 shares subject to possible conversion)	5,000,000	500	27,668,044	—	27,668,544
Proceeds from issuance of underwriters’ options	—	—	100	—	100
Proceeds subject to possible conversion of 1,499,500 shares	—	—	(8,719,593)	—	(8,719,593)
Proceeds from private placement to initial stockholders	—	—	1,250,000	—	1,250,000
Accretion of trust fund relating to common stock subject to possible conversion	—	—	(2,076)		(2,076)
Net loss for the period ended June 30, 2007	—	—	—	(2,520)	(2,520)
Balance at June 30, 2007	6,250,000	$625	$20,221,350	$(2,520)	$20,219,455

See accompanying notes to financial statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flow

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,520)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Increases in accrued expenses	7,001
Net cash provided by operating activities	4,481

CASH FLOWS FROM INVESTING ACTIVITIES
Cash and cash equivalents held in Trust Account	(29,081,925)
Net cash used in investing activities	(29,081,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	30,000,000
Proceeds from underwriters’ purchase option	100
Proceeds from sale of ordinary shares to founding stockholders	25,000
Proceeds from private placement to founding stockholders	1,250,000
founding stockholders
Proceeds from stockholder notes payable
Deferred costs associated with initial public offering
Accrued offering costs	25,917
Payment of costs of initial public offering	(2,031,456)
Net cash provided by financing activities	29,269,561

NET INCREASE IN CASH	192,117

CASH AT BEGINNING OF PERIOD	—

CASH AT END OF PERIOD	$192,117

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Accrual of deferred underwriting discount & commission	$300,000

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

Organization and Business Operations
China Discovery Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on January 8, 2007 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

The financial statements at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three month period ended June 30, 2007 and for the period from January 8, 2007 (inception) through June 30, 2007, and its cash flows for the period from January 8, 2007 (inception) through June 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus, dated June 18, 2007, which was filed with the Securities and Exchange Commission on June 21, 2007.

All activity from January 8, 2007 (inception) through June 30, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 18, 2007. The Company consummated the offering on June 26, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $29,075,000 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. There can be released to the Company, from time to time, interest earned on the funds held in trust up to an aggregate of $1,050,000. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (29.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 balance sheet.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until June 18, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2).

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at June 30, 2007 is comprised one treasury bill with a short term maturity. Such security generates current income which is exempt from federal income tax.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 11,500,000 warrants issued in connection with the public offering, 1,033,334 warrants and 105,000 units issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase options has not been considered in diluted loss per share calculations since the effect of such warrants would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

Effect of Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Initial Public Offering
On June 26, 2007, the Company sold 5,000,000 units (“Units”) in the Offering. On July 2, 2007, the Company consummated the closing of an additional 750,000 Units which were subject to the over-allotment option. Each Unit consists of one ordinary share, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or June 18, 2008 and expiring June 17, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $1,054,114 ($2.11 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.03%, (2) risk-free interest rate of 4.54% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

Note Payable, Stockholder	The Company issued unsecured promissory notes in aggregate amount of $100,000 to certain officers. The notes were non interest bearing and were repaid from the net proceeds of the Offering.

Commitments
The Company occupies office space provided by an affiliate of the Company’s chief operating officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements dated as of October 12, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s directors and certain special advisors and their members purchased 105,000 Units (“Insider Units”) at $6.00 per Unit and 1,033,334 Warrants (“Insider Warrants”) at $0.60 per Unit (for an aggregate purchase price of $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Units and Insider Warrants are identical to the Units being offered by in the Offering (and the Warrants underlying such Units) except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and the holders of the Insider Units and Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares, Insider Units or Insider Warrants (or underlying securities) pursuant to an agreement to be signed prior the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Units and Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Units and Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Representative will be engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $300,000. Additionally, the Company has agreed to pay the fees and issue the securities to the underwriters in the Offering as described in Note 2 above.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this Quarterly Report filed on Form 10-QSB and the Company’s audited financial statements and footnotes thereto for the period from inception (January 8, 2007) to March 31, 2007 included in the Company’s final prospectus, dated June 18, 2007, filed with the Securities and Exchange Commission on June 21, 2007.

We were formed on January 8, 2007 to serve as a vehicle to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended June 30, 2007, we had a net loss of $(96) derived from interest income of $7,032 offset by $7,128 for travel and other expenses.

For the period from January 8, 2007 (inception) to June 30, 2007, we had a net loss of $(2,520) derived from interest income of $7,255 offset by $7,275 for travel and other expenses and $2,500 for formation expenses.

We consummated our initial public offering on June 26, 2007. On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,031,456 in underwriting discounts and commissions (after deferring $300,000) and costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,075,000, of which $29,075,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $33,372,500 held in trust (or approximately $5.80 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through June 18, 2009, assuming that a business combination is not consummated during that time. In accordance with the prospectus, there can be released to us, from time to time, interest earned on the funds held in the trust account, up to an aggregate of $1,050,000, to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From June 18, 2007 through June 18, 2009, we anticipate that we will incur approximately $240,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Voxa, Inc. ($7,500 per month for 24 months), $100,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing shareholders, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $580,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves and director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

Commencing on June 18, 2007 and ending upon the acquisition of a target business, we began incurring a fee from Voxa, Inc., an affiliate of Beatrice Hom, our chief operating officer, chief financial officer and a member of our board of directors, of $7,500 per month for providing us with office space and certain general and administrative services. Additionally, on January 9, 2007, Beatrice Hom, Wing Yip, our secretary and a member of our board of directors, Vincent Shen and Xiong Yin, both members of our board of directors, advanced an aggregate of $100,000 to us for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2007, we consummated our initial public offering of 5,000,000 Units, with each unit consisting of one ordinary share and two warrants, each to purchase one ordinary share at an exercise price of $5.00 per share. On July 2, 2007, we closed on an additional 750,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 105,000 units at $6.00 per unit and 1,033,334 warrants at $0.60 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-140516). The Securities and Exchange Commission declared the registration statement effective on June 18, 2007.

We paid a total of $2,031,456 in underwriting discounts and commissions and costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,075,000, of which $29,075,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the Trust Fund, for a total of $33,372,500 (or approximately $5.80 per share sold in the offering).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DISCOVERY ACQUISITION CORP.

Dated: August 12, 2007	/s/ Michael Hsu
Michael Hsu Chief Executive Officer

/s/ Beatrice Hom
Beatrice Hom Chief Operating Officer and Chief Financial Office