Form 10QSB
period 2007-09-30
China Discovery Acquisition Corp.
filed 2007-11-14
CIK 1388374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒ No ☐

As of November 14, 2007, 7,105,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Balance Sheet

September 30, 2007

ASSETS

CURRENT ASSETS
Cash	$207,833
Cash and cash equivalents held in Trust Account	33,636,282

Total Assets	$33,844,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred Underwriter’s fees	$345,000
Total current liabilities	345,000

Common stock, subject to possible conversion, 1,724,425 shares
at conversion value	10,087,521

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred shares, $.0001 par value
Authorized 1,000,000 shares; none issued
Ordinary shares, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,105,000 shares (which includes 1,724,425
subject to possible conversion)	711
Additional paid-in capital	23,107,912
Retained earnings accumulated during the development
stage	302,971
Total stockholder’s equity	23,411,594
Total liabilities and stockholders’ equity	33,844,115

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Operations

	For the Three Months Ended September 30, 2007	Period from January 8, 2007 (inception) to September 30, 2007

Formation costs	0	4,501
General and administrative expenses	152,311	157,586
Operating loss	(152,311)	(162,087)

Other income:
Investment income	457,802	465,058
Net income	305,491	302,971

Accretion of Trust Account relating to common stock
subject to possible conversion	(76,999)	(79,075)
Net income attributable to other common shareholders	228,492	223,896

Weighted average shares outstanding	7,105,000	3,166,667

Basic earnings per share	$0.03	$0.07

Diluted earnings per share	$0.01	$0.04

See accompanying notes to financial statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained Earnings accumulated during the developmental
	Shares	Amount	Capital	stage	Total

Ordinary shares issued January 8, 2007 at $.0200 per share	1,250,000	125	24,875		25,000

Sale of 5,750,000 units at $6.00 per share, net of underwriter’s discount and offering expenses (1,724,425 shares subject to possible conversion)	5,750,000	575	31,920,469		31,921,044
Proceeds from issuance of underwriter’s options			100		100
Proceeds subject to possible conversion of 1,724,425 shares			(10,008,446)		(10,008,446)
Proceeds from private placement of insider units and warrants	105,000	11	1,249,989		1,250,000
Accretion of trust fund relating to common stock subject to possible conversion			(79,075)		(79,075)
Net income for the period ended September 30, 2007				302,971	302,971
Balance, September 30, 2007	7,105,000	711	23,107,903	302,971	23,411,594

See accompanying notes to financial statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Cash Flows

	For the	January 8, 2007
	Three Months Ended	(inception) to
	September 30, 2007	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	305,491	302,971

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Decrease in accrued expenses	(7,001)	0
Net cash provided by operating activities	298,490	302,971

CASH FLOWS FROM INVESTING ACTIVITIES
Cash and cash equivalents held in Trust Account	(4,554,357)	(33,636,282)
Net cash used in investing activities	(4,554,357)	(33,636,282)

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from initial public offering	4,297,500	34,297,500
Proceeds from underwriters’ purchase option	0	100
Proceeds from sale of ordinary shares to founding stockholders	0	25,000
Proceeds from private placement to founding stockholders	0	1,250,000
Accrued offering costs	(25,917)	0
Payment of costs of initial public offering	0	(2,031,456)
Net cash provided by financing activities	4,271,583	33,541,144

NET INCREASE IN CASH	15,716	207,833
CASH AT BEGINNING OF PERIOD	192,117	0
CASH AT END OF PERIOD	207,833	207,833
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting discount & commission	45,000	345,000

See accompanying notes to financial statements

China Discovery Acquisition Corp. (a corporation in the development stage) Notes to Unaudited Financial Statements
1.	Organization and Business Operations
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

The financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three month period ended September 30, 2007 and for the period from January 8, 2007 (inception) through September 30, 2007, and its cash flows for the period from January 8, 2007 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

All activity from January 8, 2007 (inception) through September 30, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 18, 2007. The Company consummated the offering on June 26, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $33,372,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. There can be released to the Company, from time to time, interest earned on the funds held in trust up to an aggregate of $1,050,000. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (29.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 balance sheet.

China Discovery Acquisition Corp. (a corporation in the development stage) Notes to Unaudited Financial Statements

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until June 26, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2).

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at September 30, 2007 is comprised of $33,636,282 consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Diluted earnings per share includes the effect of the 11,500,000 warrants issued in connection with the public offering, 1,033,334 warrants and 105,000 units issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase options.
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

2.	Initial Public Offering
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

China Discovery Acquisition Corp. (a corporation in the development stage) Notes to Unaudited Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $1,054,114 ($2.11 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.03%, (2) risk-free interest rate of 4.54% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

3.	Note Payable, Stockholder	The Company issued unsecured promissory notes in aggregate amount of $100,000 to certain officers. The notes were non interest bearing and were repaid from the net proceeds of the Offering.

4.	Commitments
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

China Discovery Acquisition Corp. (a corporation in the development stage) Notes to Unaudited Financial Statements

The Company’s directors and certain special advisors and their members purchased 105,000 Units (“Insider Units”) at $6.00 per Unit and 1,033,334 Warrants (“Insider Warrants”) at $0.60 per Unit (for an aggregate purchase price of $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Units and Insider Warrants are identical to the Units sold in the Offering (and the Warrants underlying such Units) except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and the holders of the Insider Units and Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares, Insider Units or Insider Warrants (or underlying securities) pursuant to an agreement signed prior the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Units and Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Units and Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.
The Representative has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $300,000. Additionally, the Company has agreed to pay the fees and issue the securities to the underwriters in the Offering as described in Note 2 above.

5.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

China Discovery Acquisition Corp. (a corporation in the development stage) Notes to Unaudited Financial Statements

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the three months ended September 30, 2007, we had net income of $305,491 derived from interest income of $457,802 offset by $152,311 for travel and other expenses.

For the period from January 8, 2007 (inception) to September 30, 2007, we had net income of $302,971 derived from interest income of $465,058, offset by $157,586 for travel and other expenses, and $4,501 for formation expenses.

We consummated our initial public offering on June 26, 2007. On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,233,956 in underwriting discounts and commissions (after deferring $345,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $32,266,000, of which $32,123,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $33,372,500 held in trust (or approximately $5.80 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

We believe we will have sufficient available funds outside of the trust fund to operate through June 18, 2009, assuming that a business combination is not consummated during that time. In accordance with the prospectus, there can be released to us, from time to time, interest earned on the funds held in the trust account, up to an aggregate of $1,050,000, to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From June 18, 2007 through June 18, 2009, we anticipate that we will incur approximately $240,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Voxa, Inc. ($7,500 per month for 24 months), $100,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing shareholders, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $580,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves and director and officer liability insurance premiums. Through September 30, 2007, we have transferred $200,000 of interest earned on the trust funds for working capital purposes. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,233,956 in underwriting discounts and commissions and costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $32,266,000, of which $32,123,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the Trust Fund, for a total of $33,372,500 (or approximately $5.80 per share sold in the offering).

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

CHINA DISCOVERY ACQUISITION CORP.

Dated: November 14, 2007
/s/ Michael Hsu
Michael Hsu
Chief Executive Officer

/s/ Beatrice Hom
Beatrice Hom
Chief Operating Officer and Chief Financial Officer