Form 10KSB
period 2007-12-31
China Discovery Acquisition Corp.
filed 2008-04-14
CIK 1388374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-52679

CHINA DISCOVERY ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Cayman Islands (State of Incorporation)	N/A (Small Business Issuer I.R.S. Employer I.D. Number)

70 Cao Bao Rd., Building C, Suite 1302, Shanghai, China (Address of principal executive offices)	N/A (Zip Code)

650-521-6800
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares, $.0001 par value
Ordinary Share Purchase Warrants

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of March 30, 2007, the aggregate market value of the ordinary shares held by non-affiliates of the Registrant was approximately $31,625,000.

As of March 30, 2008, there were 7,105,000 ordinary shares, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are a Cayman Islands exempted limited life company incorporated on January 8, 2007 in order to serve as a blank check company for the acquisition of, or acquisition of control of, an operating business that has its principal operations located in the People’s Republic of China. We refer to the People’s Republic of China as China or the PRC throughout this Annual Report. Our efforts to identify a prospective target business will not be limited to a particular industry.

On June 26, 2007, we closed our initial public offering of 5,000,000 units with each unit consisting of one ordinary share and two warrants, each to purchase one ordinary share at an exercise price of $5.00 per share (“IPO”). On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $6.00 per unit. Simultaneously with the consummation of the IPO, we consummated the private sale of 105,000 units (“insider units”) at a price of $6.00 per unit and 1,033,334 warrants (“insider warrants”) at a price of $0.60 per insider warrant, generating total proceeds of $1,250,000. The insider units and insider warrants were purchased by Beatrice Hom, our chief operating officer, chief financial officer and a member of our board of directors, and Francois Shih, one of our special advisors. Gross proceeds from our initial public offering (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,233,956 in underwriting discounts and commissions (after deferring $345,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $32,266,000, of which $32,123,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $33,372,500 held in trust (or approximately $5.80 per share sold in the offering). The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $33,984,377 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Opportunities in China

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

•
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years, including 9.5% in 2004, 9.9% in 2005, 10.7% in 2006, with a projected rate of 10.9% for 2007 (National Bureau of Statistics of China);

•	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	favorable labor rates and efficient, low-cost manufacturing capabilities;

•
the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

•
the fact that China’s public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes, thereby causing Chinese companies to attempt to be listed on the United States equity markets.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Government regulations

Government regulations relating to foreign exchange controls

The principal regulation governing foreign exchange in China is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, China’s currency, is freely redeemable for trade and service related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China unless the prior approval of the State Administration for Foreign Exchange (“SAFE”) of China is obtained. Foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, involving a change of equity ownership of a PRC operating entity or through contractual arrangements with a PRC operating entity. Our subsidiary will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, redemption of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination. On November 21, 2005, the SAFE issued Circular No. 75 on “Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles.” Circular No. 75 confirms that the use of offshore special purpose vehicles as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with the SAFE.

Government regulations relating to taxation

Until recently, the PRC domestic corporate income tax rate was 33%, and foreign invested companies were eligible for tax incentives, depending on their sectors and locations. However, as part of the recent government policy to improve the level and quality of foreign investment, China adopted the PRC Enterprise Income Tax Law and its Implementing Regulations on March 16, 2007 which became effective as of January 1, 2008. The Implementing Regulations of the Enterprise Income Tax Law were promulgated by the State Council on December 6, 2007 and became effective as of January 1, 2008. The new law unifies the income tax rate for domestic and foreign invested enterprises at 25%. All companies incorporated in China, regardless of type, ownership or location will be subject to the same tax rate, although some preferential rates will still apply to encourage the development of certain sectors, such as hi-tech enterprises, agriculture and fishery. Businesses who received preferential rates under the old system will have five years to integrate into the new system. Tax incentives will remain available for investments in the west and north-east of the country and in high-technology industries.

Regulation of foreign currency exchange and dividend distribution

Foreign currency exchange. Foreign currency exchange in China is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely redeemable for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of the SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises in China may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from SAFE.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions. Pursuant to recent regulations issued by the SAFE, PRC residents are required to register with and receive approvals from SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these regulations is to ensure the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005.

According to Notice 75:

•
prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As a Cayman Islands company, and therefore a foreign entity, if we purchase the assets or equity interests of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations as currently drafted. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

As a result of the lack of implementing rules, other uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, and uncertainty as to when the new regulations will take effect, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects following a business combination.

Dividend distribution. The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Sino-foreign Cooperative Enterprise Law (1988), as amended;

•	The Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of foreign investors’ merging Chinese enterprises

On August 8, 2006, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and State Administration of Foreign Exchange jointly promulgated the Provisions for Foreign Investors to Merge Domestic Enterprises, which became effective September 8, 2006, replacing the Interim Provisions for Foreign Investors to Merge Domestic Enterprises issued in March 2003 by four authorities, the Ministry of Foreign Trade and Economic Cooperation, State Administration of Taxation, State Administration for Industry and Commerce and State Administration of Foreign Exchange. The State-owned Assets Supervision and Administration Commission and China Securities Regulatory Commission newly join the regulation promulgation.

The requirements and approval procedures for the Equity Acquisition and Assets Acquisition remains unchanged as those in the interim regulation. The new regulation adds one chapter on the acquisition with equity as the consideration including one section on the special purpose company. This chapter stipulated the relevant conditions and approval procedures in detail making such acquisitions workable. The currently mandatory requirement for the submission of fund remittance into China will be changed.

The Anti-monopoly Chapter in the new regulation is more or less the same as the existing interim regulation, although Chinese government is recently tightening such control.

We cannot predict how such regulations especially the anti-monopoly examination will affect our future completion of a business combination. However, we are confident our strong and in-depth understanding of Chinese market would help us minimize the negative impacts.

Use of contractual arrangements

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.

Effecting a business combination

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our IPO and know what types of businesses we are targeting.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our officers and directors have close relationships with many private equity sponsors and leading mezzanine lenders and a broad range of industry segments.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our officers, directors, initial shareholders, special advisors or any entity with which they are affiliated (collectively, our “founders”), be paid, from us or a target business, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors or initial shareholders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. We also do not anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our officers, directors, special advisors and initial shareholders. However, if circumstances change and we determined to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors. Examples of factors that may be considered include the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we believe we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We have engaged EarlyBirdCapital, the representative of the underwriters, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms (but not for purposes of locating potential target candidates for our business combination). We anticipate that these services will include assisting us with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. We will pay EarlyBirdCapital an additional cash fee at the closing of our business combination of 1.0% of the total consideration paid in connection with the business combination, with a maximum fee to be paid of $300,000.

Fair Market Value of Target Business

The target business that we acquire, or acquire control of, must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests of the target business. We may, however, structure a business combination to acquire less than 100% of such interests of the target business but will not acquire less than a controlling interest (which would be at least 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (examples of which may include actual and potential sales, earnings and cash flow and book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Opportunity for shareholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law. In connection with any such transaction, we will also submit to our shareholders for approval a proposal to amend our amended and restated memorandum and articles of association to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if shareholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking shareholder approval of a business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date.

In connection with the vote required for any business combination, all of our founders, including all of our officers and directors, have agreed to vote their respective shares issued to them prior to the IPO (“founder shares”) in accordance with the majority of the ordinary shares voted by holders of the ordinary shares issued in the IPO (“IPO Shares”). As a result, if a majority of the IPO Shares are voted in favor of a proposed business combination, our initial shareholders will vote all of their founder shares in favor of such proposed business combination. This voting arrangement shall not apply to shares included in units purchased privately or purchased following the IPO in the aftermarket by any of our initial shareholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and holders of IPO Shares owning less than 30% of the shares sold in the IPO both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek shareholder approval of any business combination, we will offer each holder of IPO Shares the right to have such shareholder’s ordinary shares converted to cash if the shareholder votes against the business combination and the business combination is approved and completed. Our founders will not have such conversion rights. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest except for up to $1,050,000 that may be released to us to fund our working capital requirements, calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares sold in the IPO. As of December 31, 2007, the per-share conversion price was $5.80, or $0.20 less than the per-unit offering price of $6.00.

Public shareholders wishing to exercise their conversion rights must (i) vote against the proposed business combination and (ii) request that we convert their shares into cash. Additionally, we may require public shareholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote no against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the shares in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which shareholders were aware they needed to commit before the shareholder meeting, would become a continuing right surviving past the consummation of the business combination until the converting holder delivered his certificate to us for conversion at the conversion price. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting - the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to shareholders when compared to the traditional process.

Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a shareholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to shareholders entitled to convert their shares who elect conversion will be distributed within 10 business days after completion of a business combination. Public shareholders who convert their shares into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until June 26, 2009. If the initial business combination is not approved or completed for any reason, then holders of IPO Shares voting against our initial business combination who exercised their conversion rights would not be entitled to convert their IPO Shares into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required holders of IPO Shares to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering shareholder. Holders of IPO Shares would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if holders of 30% or more of the IPO Shares both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which holders of approximately 29.99% of the IPO Shares may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our shares will be able to stop us from completing a business combination that otherwise may approved by a large majority of our shareholders. This may have the effect of making it easier for us to consummate a business combination.

Liquidation if no business combination

Our memorandum and articles of association provides that we will continue in existence only until June 26, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, it will trigger our automatic dissolution. This has the same effect as if our board of directors and shareholders had formally voted to approve our winding up and dissolution and formally began a voluntary winding up procedure under the Companies Law. As a result, no vote would be required from our shareholders to commence such a voluntary winding up and dissolution. We view this provision terminating our corporate life by June 26, 2009 as an obligation to our shareholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination. Under the Companies Law, in the case of a full voluntary liquidation procedure, a liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, although in practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. We anticipate the trust account would be liquidated shortly following the expiration of the 21 day period. As soon as the affairs of the company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Registrar confirming the date on which the meeting was held and three months after the date of such filing the company is dissolved.

If we are unable to complete a business combination by June 26, 2009, we will distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Cayman Islands law to provide for claims of creditors). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after expiration of the 21 day period and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and the shares included within the insider units. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, our founders have contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have contractually agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share liquidation price, as of December 31, 2007, would be $5.80 or $0.20 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of holders of IPO Shares. Beatrice Hom, Michael Hsu, Wing Yip, Vincent Shen and Xiong Yin have agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations. Furthermore, if they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights. Accordingly, the actual per-share liquidation price could be less than $5.80, plus interest, due to claims of creditors.

Holders of IPO Shares will be entitled to receive funds from the trust account only in the event of the expiration of our existence and our automatic dissolution and subsequent liquidation or if they seek to convert their respective shares into cash upon a business combination which the shareholder voted against and which is completed by us. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Additionally, in any liquidation proceedings of the company under Cayman Islands’ law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them. Furthermore, a liquidator of the company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash ordinary shares held by our public shareholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently organized development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions with respect to any business combination and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, holders of IPO Shares will be forced to wait until June 26, 2009 before receiving liquidation distributions.

We have until June 26, 2009 to complete a business combination. We have no obligation to return funds to holders of IPO Shares prior to such date unless we consummate a business combination prior thereto. Only after the expiration of this full time period will holders of IPO Shares be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, including companies seeking to consummate a business combination with companies in China, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders will be less than $5.80 per share.

As of December 31, 2007, the per-share liquidation price of the funds held in trust was $5.80. Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of holders of IPO Shares, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of holders of IPO Shares. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to holders of IPO Shares, Beatrice Hom, Michael Hsu, Wing Yip, Vincent Shen and Xiong Yin have contractually agreed with us that they will be severally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We cannot assure you that they will be able to satisfy any indemnification obligations that may arise. If they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights. Therefore, we cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $5.80, plus interest then held in the trust fund, due to such claims.

Additionally, if we are forced to declare insolvency or a case for involuntary liquidation is filed against us which is not dismissed, the proceeds held in the trust account will be subject to applicable Cayman Islands insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to holders of IPO Shares at least $5.80 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our memorandum and articles of association provides that we will continue in existence only until June 26, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. As a result, this has the same effect as if we had formally went through a voluntary liquidation procedure under the Companies Law (2004 Revision) of the Cayman Islands, referred to in this Annual Report on Form 10-KSB as the Companies Law. In such a situation under the Companies Law, a liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, although in practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. We anticipate the trust account would be liquidated shortly following expiration of the 21 day period. As soon as the affairs of the company are fully wound-up, the liquidator must present his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Registrar confirming the date on which the meeting was held and three months after the date of such filing the company is dissolved.

Additionally, in any liquidation proceedings of the company under Cayman Islands’ law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to holders of IPO Shares the liquidation amounts payable to them. Furthermore, a liquidator of the company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid holders of IPO Shares from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No public warrant will be exercisable and we will not be obligated to issue ordinary shares unless at the time a holder seeks to exercise such warrant, a prospectus relating to the ordinary shares issuable upon exercise of the warrant is current. We have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the ordinary shares issuable upon the exercise of the public warrants is not current, such warrants may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current, the warrants underlying the insider units and the insider warrants may be exercised for unregistered ordinary shares.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants, thereby potentially limiting the value of the warrants.

No public warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to become listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the public warrants may be deprived of any value, the market for such warrants may be limited and the holders of such warrants may not be able to exercise their warrants if the ordinary shares issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of such warrants reside.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in the PRC in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our memorandum and articles of association authorizes the issuance of up to 25,000,000 ordinary shares, par value $.0001 per share, and 1,000,000 preferred shares, par value $.0001 per share. There are currently 3,651,666 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option initially granted to EarlyBirdCapital, Inc., the representative of the underwriters in the IPO) and all of the 1,000,000 preferred shares available for issuance. Although we have no commitment as of the date of this time, we are likely to issue a substantial number of additional shares of our common or preferred shares, or a combination of common and preferred shares, to complete a business combination. The issuance of additional ordinary shares or any number of shares of our preferred shares:

•	may significantly reduce the equity interest of current investors;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•
will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although our key personnel such as Beatrice Hom, Michael Hsu and Wing Yip, may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, we may miss out on potential business opportunities.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they may owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earliest of a business combination, our voluntary liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity, subject to any pre-existing fiduciary obligations they may have. We have not established any procedures to ensure that our officers observe these requirements. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire or that the price we are paying for the business is fair to our shareholders from a financial point of view.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of our net assets. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our founders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant.

All of our officers and directors own founder shares and one of them owns insider units and insider warrants. These securities will not participate in liquidation distributions. Therefore, our officers and directors may present a particular target business to us that otherwise would not be attractive so as to avoid having their securities become worthless.

All of our officers and directors own founder shares and one of them owns insider units and insider warrants. Such individuals have waived their right to receive distributions with respect to their founder shares and the shares included within the insider units upon our automatic dissolution and voluntary liquidation if we are unable to consummate a business combination. The founder shares, as well as the shares included in the insider units and the insider warrants purchased by our officers and directors, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business operating in the PRC with a fair market value of at least 80% of our net assets at the time of such acquisition, and although this may entail the simultaneous acquisitions of several operating businesses at the same time, it is likely that we will not have sufficient resources to engage in multiple acquisitions. If we consummate a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our shareholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek shareholder approval of any business combination, we will offer each holder of IPO Shares (but not our founders) the right to have his, her or its IPO Shares converted to cash if the shareholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Because we will not know how many shareholders may exercise such conversion rights, if our business combination requires us to use substantially all of our cash to pay the purchase price, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will proceed with a business combination only if holders of less than 30% of the IPO Shares exercise their conversion rights.

We will proceed with a business combination only if holders owning less than 30% of the IPO Shares exercise their conversion rights. Accordingly, holders of approximately 29.99% of the IPO Shares may exercise their conversion rights and we could still consummate a proposed business combination. As a result, this may have the effect of making it more likely that we could consummate a proposed business combination even when a significant number of shareholders have voted against such transaction.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many shareholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of shareholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

We may not adequately assess the fair market value of a target business that we seek to acquire.

The target business that we acquire, or acquire control of, must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of our net assets. The fair market value of the target may be determined by our board of directors based upon one or more standards generally accepted by the financial community (examples of which may include actual and potential sales, earnings and cash flow and book value). Accordingly, our board could rely heavily upon assumptions about the future growth and financial prospects of a target business, rather than its historical results of operations. We cannot assure you that such assumptions will prove to be correct. Furthermore, we are not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our founders. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek shareholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Furthermore, our negotiating position with any potential target may be harmed as we approach the deadline for the consummation of a business combination as such target business will know that our deadline cannot be extended. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

Our founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our founders (including all of our officers and directors) collectively own 19.1% of our issued and outstanding ordinary shares. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 11,500,000 ordinary shares as part of the units sold in the IPO (including the over-allotment option), warrants to purchase 210,000 ordinary shares as part of the insider units and the insider warrants to purchase 1,033,334 ordinary shares. We also issued an option to purchase 500,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 1,000,000 warrants. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria (described in the prospectus for our IPO) have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our founders or the purchasers of the insider units exercise their registration rights with respect to their founder shares or insider units, insider warrants and underlying securities, it may have an adverse effect on the market price of our ordinary shares and warrants and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider units and insider warrants are entitled to demand that we register the resale of these securities (and the underlying securities) at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 1,355,000 ordinary shares and 1,243,334 warrants (plus an additional 1,243,334 ordinary shares underlying such warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we invested the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are a company incorporated under the laws of the Cayman Islands, and, following a business combination, substantially all of our assets will be located outside the United States, although our trust fund will be located in the United States and be governed by United States laws. In addition, certain of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or our directors or executive officers, or enforce judgments obtained in the United States courts against us or our directors or officers. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States federal securities laws.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Risks Related to Operations in China

Business combinations with companies with operations in China entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in China, we will be subject to, and possibly adversely affected by, the following risks:

After a business combination, substantially all of our assets will likely be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

China’s GDP has grown consistently since 1978 (National Bureau of Statistics of China). However, we cannot assure you that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we effect a business combination, the ability of that target business to become profitable.

The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

A recent positive economic change has been the PRC’s entry into the World Trade Organization, or WTO, the sole global international organization dealing with the rules of trade between nations. It is believed that the PRC’s entry will ultimately result in a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China’s economy.

If relations between the United States and the PRC deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the Ministry of Commerce (MOFCOM), the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing and be confirmed by such agencies. If the completed transactions are not confirmed, it could render the transaction legally ineffective even if consummated by the parties. In extreme cases, the authorities could suspend or revoke the business license of the Chinese entities and cause an unwinding of the transaction. If the transaction was unwound, the consideration paid to the target business would be returned to us and we would then be forced to either attempt to complete a new business combination if it was prior to June 26, 2009 or we would be required to return any amounts which were held in the trust account to our shareholders and dissolve and liquidate. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have been unhappy with offshore flips which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, the new regulations require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition regulations of September 8, 2006, have introduced industry protection and anti-trust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the relevant agencies. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. The regulations use various economic tests to determine if the transaction has to be reported to MOFCOM which include (i) if any of the parties to the transaction has a turnover in the Chinese market of more than RMB 1,500,000,000, (ii) if in a transaction outside of the PRC, any party thereto has assets in the PRC of more than RMB 3,000,000,000, (iii) if any of the parties to the transaction, before its consummation, has control not less than 20% of the Chinese market, (iv) if any of the parties as a result of the transaction will control 25% of the Chinese market, (v) the foreign investor has acquired 10 or more enterprises in related industries in the PRC during the last year, or (vi) if in a transaction outside of the PRC results in the foreign entities acquiring 15 or more FIEs in related industries within the PRC. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensures employment, (iii) the transaction will introduce high technologies and increase international competitiveness, and (iv) the transaction will improve the environment. Notwithstanding the September 8, 2006, regulations, there is a draft anti-monopoly law being considered which may replace or supplement the above provisions. Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which will cause uncertainty in our ability to complete a transaction on a timely basis.

The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained.

The Ministry of Information Industry (MII) issued regulations that regulate and limit ownership and investment in internet and other value-added telecommunications businesses in China which may limit the type of businesses we will be able to acquire.

On July 13, 2006, the MII issued a notice with the purpose of increasing the regulation of foreign investment in and operations of value added telecom services which includes internet and telecommunications businesses in China. The regulations require Chinese entities to own and control the following: (i) internet domain names, (ii) registered trademarks, and (iii) servers and other infrastructure equipment used to host and operate web-sites and conduct business. The ownership requirements functionally limit foreign direct and indirect ownership and control of the intellectual property of these businesses even when attempted through various parallel control, licensing, use and management agreements. It is anticipated that these regulations will be strictly enforced, and the government has provided that the new regulations apply retroactively and provides for audit procedures. The failure to comply may cause the MII to terminate a telecommunications license or otherwise modify existing agreements or require the disposition of the assets by the foreign entity. Any anticipated foreign investment in such businesses will be subject to prior approval by the MII, and it is expected that approval for investment may not be easily obtained for foreign investment in these businesses unless in strict compliance. Therefore, investment by us in this sector may not be actively pursued because certain assets may not be acquirable and accounting consolidation may be restricted or not permitted as a result of an unfavorable but permitted transaction structure.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could materially and adversely impact our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Imposition of similar restrictions may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a material and adverse impact on our profitability.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. To the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, China “pegged” its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC recently reformed its economic policies to establish a floating value for its currency. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As of March 19, 2007, the exchange rate of the Renminbi was 0.12928 against the United States dollar, amounting to approximately an 11% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If the PRC enacts regulations in our target business’ proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely limit the candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

Regulations were issued on January 24, 2005, on April 8, 2005 and on November 21, 2005, by the SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been a recent announcement that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. More recently, however, new regulations have been drafted that would partially reverse the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities.

As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

Because Chinese law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because any target business with which we attempt to complete a business combination may be required to provide our shareholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States Federal securities laws, in order to seek shareholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination. Furthermore, to the extent that we seek to acquire a target business that does not have financial statements prepared in accordance with United States generally accepted accounting principles, it could make it more difficult for our management to analyze such target business and determine whether it has a fair market value in excess of 80% of our net assets. It could also delay our preparation of our proxy statement that we will send to shareholders relating to the proposed business combination with such a target business, thereby making it more difficult for us to consummate such a business combination.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our shareholders following a business combination.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the “Applicable Foreign Enterprises Tax Law”), income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits derived by a shareholder, such as through dividends, from a foreign-invested enterprise (an “FIE”) is exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our shareholders to pay corporate withholding taxes.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such reserve account may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the conversion rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

We may become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a passive foreign investment company, known as a “PFIC,” U.S. Holders (as defined in the prospectus for our IPO in the section captioned “Taxation—United States Federal Income Taxation”) could be subject to adverse United States federal income tax consequences. Specifically, if we are determined to be a PFIC for any taxable year, each U.S. Holder may be subject to increased U.S. federal income tax and may be subject to additional reporting requirements. In general, we will be classified as a PFIC for any taxable year in which either (1) at least 75% of our gross income is passive income or (2) at least 50% of the value (determined on the basis of a quarterly average) of our assets is attributable to assets that produce or are held for the production of passive income. For purposes of these tests, cash, including working capital, and investments are considered assets that produce or are held for the production of passive income. We cannot assure you that we will not be a PFIC in the current or any future year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The legal authorities in China are in the process of evaluating heretofore tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise impacting margins and net income.

The legal authorities are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there are going to be changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past. As a result, any target business we might acquire in China that has had or expects to have benefits from some forms of preferential tax and fee rates may have increased costs which may have an adverse impact on operating margins and net income.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 70 Cao Bao Rd., Building C, Suite 1302, Shanghai China. The cost for this space is included in the $7,500 per-month fee Voxa, Inc., an affiliate of Beatrice Hom, our chief operating officer, chief financial officer and director, will charge us for general and administrative services. We believe that the fee charged by Voxa, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, ordinary shares and warrants trade on the OTC Bulletin Board under the symbols CADUF, CADQF and CADWF, respectively. The following table sets forth the range of high and low sales prices for the units, ordinary shares and warrants for the periods indicated since the units commenced public trading on June 26, 2007, and since the ordinary shares and warrants commenced public trading on July 10, 2007.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter*	7.60	7.50	5.61	5.45	0.95	0.72

2007:
Fourth Quarter	8.25	7.20	5.98	5.54	1.25	0.95
Third Quarter	7.59	6.00	5.40	5.32	0.90	0.60
Second Quarter

* Through March 30, 2008.

Holders

As of March 30, 2008, there were 3 holders of record of our units, 8 holders of record of our ordinary shares and 3 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In January 2007, we sold the following ordinary shares without registration under the Securities Act of 1933, as amended:

Name	Number of Shares	Relationship to Us
Beatrice Hom	601,100	Chief Operating Officer, Chief Financial Officer and Director
Wing Yip	202,000	Secretary and Director
Michael Hsu	107,800	Chief Executive Officer and Director
Vincent Shen	107,800	Director
Francois Shih	90,200	Special Advisor
Li Wen Shi	80,400	Chairman of the Board
Xiong Yin	60,700	Director

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.02 per share (an aggregate of $25,000).

In March 2007, Beatrice Hom transferred (i) 106,000 ordinary shares to Wing Yip, (ii) 11,000 ordinary shares to Michael Hsu, (iii) 300 ordinary shares to Xiong Yin, (iv) 48,000 ordinary shares to Li Wen Shi and (v) 35,000 ordinary shares to Vincent Shen. All of the transfers were made at $0.02 per share.

Simultaneously with the consummation of the IPO, we consummated the private sale of 105,000 insider units at a price of $6.00 per insider unit and 1,033,334 insider warrants at a price of $0.60 per insider warrant, generating total proceeds of $1,250,000. The insider units and insider warrants were purchased by Beatrice Hom and Francois Shih.

Initial Public Offering

On June 26, 2007, we closed our IPO of 5,000,000 units with each unit consisting of one ordinary share and two warrants, each to purchase one ordinary share at an exercise price of $5.00 per share. On July 2, 2007, we consummated the closing of an additional 750,000 units which were subject to the over-allotment option. The units from the IPO (including the over-allotment option) were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. EarlyBirdCapital, Inc. acted as representative of the underwriters. The securities sold in the IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-140516). The Securities and Exchange Commission declared the registration statement effective on June 18, 2007.

We paid a total of $2,233,956 in underwriting discounts and commissions (after deferring $345,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $32,266,000, of which $32,123,000 was deposited into the trust account and the remaining proceeds of $143,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $33,372,500 held in trust (or approximately $5.80 per share sold in the offering). The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $811,877 in interest through December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

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

For the period from January 8, 2007 (inception) to December 31, 2007, we had net income of $544,065 derived from interest income of $814,854, offset by $270,789 for travel and other expenses.

We consummated our IPO on June 26, 2007. On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from our IPO (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,233,956 in underwriting discounts and commissions (after deferring $345,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $32,266,000, of which $32,123,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $33,372,500 held in trust (or approximately $5.80 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $814,854 in interest through December 31, 2007.

We intend to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through June 26, 2009, assuming that a business combination is not consummated during that time. There can be released to us, from time to time, interest earned on the funds held in the trust account, up to an aggregate of $1,050,000, to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From June 26, 2007 through June 26, 2009, we anticipate that we will incur approximately $240,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Voxa, Inc., $100,000 of expenses for the due diligence and investigation of a target business by our founders, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $580,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves and director and officer liability insurance premiums. Through December 31, 2007, we have transferred $200,000 of interest earned on the trust funds for working capital purposes. We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

Commencing on June 18, 2007 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from Voxa, Inc., an affiliate of Beatrice Hom, our chief operating officer, chief financial officer and a member of our board of directors, of $7,500 per month for providing us with office space and certain general and administrative services. Additionally, on January 9, 2007, Beatrice Hom, Wing Yip, our secretary and a member of our board of directors, Vincent Shen and Xiong Yin, both members of our board of directors, advanced an aggregate of $100,000 to us for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote __ to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Li Wen Shi	69	Chairman of the Board
Michael Hsu	48	Chief Executive Officer and Director
Beatrice Hom	46	Chief Operating Officer, Chief Financial Officer and Director
Wing Yip	39	Secretary and Director
Xiong Yin	49	Director
Vincent Shen	44	Director

Li Wen Shi has been our chairman of the board since our inception. Since February 1983, he has served as vice minister of the Shanghai Ministry of Construction. From April 1998 to October 2003, Mr. Shi was a representative of the 9th National Congress of the People’s Republic of China, a representative of the National Convention of the 14th Communist Party of China, vice president and committee member for the China Construction Industry Association and legal representative and vice director for the Shanghai Construction Industry Association. From July 2000 to July 2002, Mr. Shi was chairman of Hong Kong Construction (Holdings) Limited, a Hong Kong listed construction and real estate company. From January 1994 to January 2003, Mr. Shi was the founder, general manager, director and chief executive officer of the Shanghai Construction Group (SCG), a construction and real estate company. At SCG, Mr. Shi was responsible for the city planning, permitting and construction of 95% of the construction projects in Shanghai, with more then 300 companies under his management. Further, while at SCG, Mr. Shi supervised landmark construction and infrastructure projects in Shanghai including the Jinmao Building, the Oriental Pearl TV Tower, key bridges linking Shanghai Huangpu River and major city subways. Outside of Shanghai, SCG has also constructed key projects in other parts of China including the Guangzhou Bridge, Guangzhou TV Tower and the Beijing National Theatre. Mr. Shi remains as a senior advisor to the Shanghai Construction Company, a Shanghai listed company. From February 1986 to December1993, Mr. Shi was the chief minister for both Shanghai Construction Bureau and the Shanghai Construction Management Bureau, two of the most powerful government entities in Shanghai. In 2001, Mr. Shi authored and published “The History Of Construction In China” and authored “China Construction Quality and Knowledge” in which the title was inscribed by former Chinese President Jiang Zemin and the preface of the book was written by current Chinese premier Wen Jiabao. Mr. Shi received a Bachelor of Civil Engineering with a concentration in project management and construction techniques from Nanjing Institute of Technology (now Southeast University) in Nanjing, China.

Michael Hsu has been our chief executive officer and a member of our board of directors since our inception. Since April 2004, Mr. Hsu has been the chief executive officer of eWings Technologies, Inc., a worldwide provider of products and technology for Speech / Data / Voice convergent applications. Since June 1995, Mr. Hsu has also been the founder and president of Sky Capital Partners, Inc., an investment management and advisory services firm managing three funds principally focused on investments in Greater China. From May 1989 to June 1995, Mr. Hsu was the founder and executive vice president of First Taiwan Investment Banking Group, a private investment firm where he was responsible for equity investments, corporate finance and securities underwriting. From June 1988 to May 1989, Mr. Hsu was an Associate Director at Baring Research Ltd., a subsidiary of Baring Securities Ltd. marketing Euro convertible bonds, mutual funds and stock market research. From September 1987 to June 1988, Mr. Hsu served as an Assistant Vice President at Ta Yeh Securities Investment Consulting Co., Ltd; a private investment banking firm, managing mutual fund sales and stock market research. From August 1984 to September 1987, Mr. Hsu was a Manager in the Investment Division of China Development Corporation (CDC), the first and largest investment institution in Taiwan. Mr. Hsu received a B.S. in Industrial Engineering from Tung Hai University in Taiwan and an M.S. in Management Science from the Institute of Management Science at National Chiao Tung University in Taiwan.

Beatrice Hom has been our chief operating officer, chief financial officer and a member of our board of directors since our inception. Since May 2006, Ms. Hom has been the founding member and vice chairperson of Shanghai Yangtze Assets Exchange, a joint venture with YUD Group and Shanghai United Assets Exchange Co. Ltd. providing an internet platform to facilitate merger and acquisition activities. In September 1999, Ms. Hom founded Voxa, Inc., a California enterprise software and systems integration company and has been the president of Voxa since such date. From February 1998 to September 1999, Ms. Hom served as vice president of Lehman Brothers Inc. in its private equity division. From May 1996 to February 1998, Ms. Hom served as senior vice president of SG Cowen & Co. From February 1994 to May 1996, Ms. Hom served as a vice president in the private equity division of Van Kasper & Company, later acquired by First Security Corporation. From June 1992 to February 1994, Ms. Hom served as a vice president at Gruntal & Co., LLC. Ms. Hom received a B.S. in finance and accounting from San Francisco State University.

Wing Yip has been our secretary and a member of our board of directors since our inception. Since November 1999, Mr. Yip has been the co-founder and chief investment officer of DVA Global (and China VCMC), previously a majority owned investment subsidiary of the Jardine Matheson Group, an Asian-based conglomerate with business interests in the fields of engineering and construction, transport services, motor trading, property, retailing, restaurants, hotels, financial services and insurance broking. From November 1998 to November 1999, Mr. Yip served as a practice director and a financial services leader in the electronic commerce and businesses, financial services and emerging technologies industry groups for the Gartner Group, an IT research and consulting firm. From May 1997 to November 1998, Mr. Yip was the founder of Killary Software Systems, a mainframe software company. From September 1991 to May 1997, Mr. Yip was the chief quantitative analyst and North Asia portfolio analyst at Montgomery Asset Management, a mutual fund company, specializing in proprietary global investment models targeting Taiwan, Korea and China. Mr. Yip received a B.S. with honors in Engineering Systems from the Massachusetts Institute of Technology and has completed graduate courses in Finance at the Sloan School of Management. Mr Yip is a member of the MIT chapters of the Chi Epsilon Honor Society and the Tau Beta Pi Honor Society.

Xiong Yin has been a member of our board of directors since our inception. Mr. Yin has been a partner at Tian Yuan Law Firm, a law firm in Beijing China since April 2003. From January 2000 to March 2003, Mr. Yin was an associate at Harden & Wells, a law firm in Beijing. From May 1994 to December 1999, Mr. Yin was an associate at Baker & McKenzie, a law firm in Chicago, representing U.S. clients in China and Chinese clients in the U.S. Mr. Yin is a member of the State Bar of Illinois and also admitted in China. Mr. Yin received a J.D. from the Illinois Institute of Technology College of Law in 1998, a Bachelor of Law degree from Beijing University in 1984, a Master of Law degree from Beijing University in 1987, a Ph.D. in international law from Beijing University in 1989 and an LL.M. degree from Harvard Law School in 1994. Mr. Yin has taught International Law in the Department of Law at Beijing University.

Vincent Shen has been a member of our board of directors since our inception. Mr. Shen has been the managing director of investment banking and the co-head of China investment banking at CLSA Equity Capital Market Limited, a private investment banking firm focused on the Asia-Pacific markets and majority owned by France’s Credit Agricole, since March 2006. From July 2005 to February 2006, Mr. Shen was managing director of New Faith Capital Limited, a private equity and merger and acquisition firm. From April 2004 to May 2005, Mr. Shen was a director and deputy head of China investment banking at Credit Suisse First Boston (Hong Kong) Limited. From April 2000 to March 2004, he was managing director of BOC International, a private investment banking firm. From April 1997 to December 1997, Mr. Shen was an Associate Director in Corporate Finance at BZW Asia Limited, which was renamed Barclays Capital, an investment banking firm. From 1994 to March 1997, Mr. Shen was a vice president in Corporate Finance at Peregrine Capital Limited, an investment banking firm. From January 1998 to March 2000, he was deputy general manager of the investment banking department of China International Capital Corporation, a private investment banking firm. Mr. Shen received a B.A. from the Beijing Foreign Languages Institute in 1984, a Master of International Law from Beijing University Law School in 1987 and an M.B.A. from Ecole Nationale d’ Administration in Paris in 1991.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Xiong Yin and Vincent Shen, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Wing Yip and Li Wen Shi, will expire at the second annual meeting. The term of the third class of directors, consisting of Michael Hsu and Beatrice Hom, will expire at the third annual meeting.

Special Advisors

We may seek guidance and advice from the following special advisors. We have no formal arrangements or agreements with these advisors to provide services to us. These special advisors will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe with their business background and extensive contacts, they will be helpful to our search for a target business and our consummation of a business combination.

Francois Shih has been the president and chief executive officer of Sharpland Investments Ltd, a private equity firm making investments in China, since 1980. Mr. Shih has been invited to serve as economic advisor to a variety of provinces in China including Shadong and Guizhou as well as the Tianjin Municipal Government,the Guiyang Municipal Government and the Jinan Municipal Government. He was also invited by the Prince of Wales to participate in the Business Leaders Forum, a group formed to promote world-wide social welfare, education, medical care, training and development and agricultural techniques, to be a council member. Mr. Shih was appointed by President Jimmy Carter as a council member of the International Advisory Council of The Friendship Force. In 1996, Senator Max Cleland named Mr. Shih as an honorable citizen of the State of Georgia.

David Wu is the managing director and a co-founder of DVA Global. At DVA, Mr. Wu is responsible for general management, deal structuring, and transactions execution. Before founding DVA, he headed Netscape’s International Netcenter division in Asia and oversaw the company’s efforts in developing online and interactive partnerships throughout China, Korea, Japan, Latin America, and Canada, playing a leading role in forming strategic partnerships and maintaining business relationships with numerous online companies, including Chinadotcom and StarMedia Network. Prior to Netscape, Mr. Wu was a director of business development at American Express Company in New York City and was also a senior manager within the Strategic Planning Group of American Express. From 1990 to 1993, he was a business analyst at McKinsey & Co., a management consulting firm, where he served on numerous consulting engagements advising Fortune 100 companies on strategic and operational issues. Mr. Wu received a B.S. from the Massachusetts Institute of Technology and an M.B.A. from The Wharton School at the University of Pennsylvania.

Yangtze River United Economic Development (Group) Co., Ltd. (“YUD Group”) is a Shanghai listed investment company that is not affiliated with any governmental agency engaged in multi-regional investment and development across Yangtze River regions and other regions. One of its main purposes is to promote the common development of various cities within the Yangtze River economic belt. Currently, the YUD Group owns over 30 investment enterprises in the logistics, service, high-tech manufacturing, real estate and various other industries. Fang Qin Yu, YUD Group’s Director, general manager and vice president of investment, will be our liaison with YUD Group. We will not be investing alongside YUD Group in an entity.

These individuals and entities will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In June 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to China Discovery Acquisition Corp., 70 Cao Bao Rd., Building C, Suite 1302, Shanghai China.

Nominations to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 10. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on June 18, 2007 through the acquisition of a target business or our liquidation, we will pay Voxa, Inc., an affiliate of Beatrice Hom, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers and directors compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our founders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components - salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Holder (1)	Amount of Beneficial Ownership		Percentage of Outstanding Ordinary Shares
Private Equity Management Group LLC	700,000	(2)	9.9%
Craig Samuels	540,500	(3)	7.6%
Beatrice Hom	473,500	(4)	6.7%
Wing Yip	308,000		4.3%
Vincent Shen	142,800		2.0%
Michael Hsu	118,800		1.7%
Li Wen Shi	128,400		*
Xiong Yin	62,800		*
All directors and executive officers as a group (six individuals)	1,355,000	(5)	19.1%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 70 Cao Bao Rd., Building C, Suite 1302, Shanghai China.

(2)
Does not include 1,400,000 ordinary shares issuable upon exercise of warrants held by Private Equity Management Group LLC (“PEMG”) which are not exercisable and will not become exercisable within the next 60 days. The business address of PEMG is One Park Plaza, Suite 550, Irvine, California 92614. The foregoing information was derived from a Schedule 13D filed on January 31, 2008.

(3)
Does not include 1,100,000 ordinary shares issuable upon exercise of warrants held by Mr. Samuels which are not exercisable and will not become exercisable within the next 60 days. The business address of Mr. Samuels is 13990 Rancho Dorado Bend, San Diego, California 92130. The foregoing information was derived from a Schedule 13G filed on August 7, 2007, as amended on January 30, 2008, covering the warrants, and a Schedule 13G filed on October 25, 2007, as amended on January 30, 2008, covering the ordinary shares.

(4)	Does not include 1,094,134 ordinary shares issuable upon exercise of warrants held by Ms. Hom which are not exercisable and will not become exercisable within the next 60 days.

(5)	Does not include 1,243,334 ordinary shares issuable upon exercise of warrants held our officers and directors which are not exercisable and will not become exercisable within the next 60 days.

All of the founder shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. The founder shares may be released from escrow earlier than this date if, within the first year after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Additionally, if holders of more than 20% of the IPO Shares vote against a proposed business combination and seek to exercise their conversion rights and such business combination is consummated, our founders have agreed to forfeit and return to us for cancellation a number of shares so that the founders will collectively own no more than 23.8% of our outstanding ordinary shares upon consummation of such business combination (without giving effect to any shares included within the insider units or that may be issued in the business combination). During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to relatives and trusts for estate planning purposes or (ii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founders will receive any portion of the liquidation proceeds with respect to their initial shares.

Beatrice Hom, Michael Hsu and Wing Yip are our “promoters” as that term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In January 2007, we issued 1,250,000 ordinary shares to the individuals set forth below for $25,000 in cash, at a purchase price of $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Beatrice Hom	601,100	Chief Operating Officer, Chief Financial Officer and Director
Wing Yip	202,000	Secretary and Director
Michael Hsu	107,800	Chief Executive Officer and Director
Vincent Shen	107,800	Director
Francois Shih	90,200	Special Advisor
Li Wen Shi	80,400	Chairman of the Board
Xiong Yin	60,700	Director

In March 2007, Beatrice Hom transferred (i) 106,000 ordinary shares to Wing Yip, (ii) 11,000 ordinary shares to Michael Hsu, (iii) 300 ordinary shares to Xiong Yin, (iv) 48,000 ordinary shares to Li Wen Shi and (v) 35,000 ordinary shares to Vincent Shen. All of the transfers were made at $0.02 per share.

The holders of the majority of these shares will be entitled to demand that we register these shares pursuant to an agreement signed on June 18, 2007. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are released from escrow. In addition, these shareholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Beatrice Hom and Francois Shih purchased an aggregate of 105,000 insider units at $6.00 per unit and 1,033,334 insider warrants at $0.60 per warrant (for an aggregate purchase price of $1,250,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. The insider units and insider warrants are identical to the units (and underlying warrants) offered in our IPO except that if we call the warrants for redemption, the warrants underlying the insider units and insider warrants may be exercisable on a cashless basis at the holder’s option (except in the case of a forced cashless exercise upon our redemption of the warrants) so long as such warrants are held by these purchasers or their affiliates. Additionally, the purchasers have agreed that the insider units and underlying securities and the insider warrants will not be sold or transferred by them until after we have completed a business combination. The holders of the majority of these insider units and insider warrants (or underlying securities) will be entitled to demand that we register these securities pursuant to an agreement signed on June 18, 2007. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Voxa, Inc., an affiliate of Beatrice Hom, has agreed that, commencing on June 18, 2007 through the acquisition of a target business or our liquidation, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Voxa, Inc. $7,500 per month for these services. Beatrice Hom is the president and owner of Voxa, Inc. As a result, she will benefit from the transaction to the extent of her interest in Voxa, Inc. However, this arrangement is solely for our benefit and is not intended to provide our officers and directors compensation in lieu of a salary. We believe that the fee charged by Voxa, Inc. is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Prior to our IPO, Beatrice Hom, Wing Yip, Vincent Shen and Xiong Yin loaned us an aggregate of $100,000 to cover expenses related to the IPO. The loans were repaid without interest from the proceeds of our IPO not being placed in trust.

We will reimburse our founders or their affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our founders or to any of their respective affiliates prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Currently, only Xiong Yin and Vincent Shen would be considered “independent” as that term is commonly used. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Ordinary Share Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option to be granted to Representative.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Beatrice Hom.*

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Wing Yip.*

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Hsu.*

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Francois Shih.*

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Li Wen Shi.*

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Xiong Yin.*

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Vincent Shen.*

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*

10.10	Form of Letter Agreement between Voxa, Inc. and Registrant regarding administrative support.*

10.11	Form of Promissory Note, dated as of January 9, 2007, issued to each of Beatrice Hom, Wing Yip and Xiong Yin.*

10.12	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders.*

10.13	Form of Subscription Agreement among the Registrant, EarlyBirdCapital, Inc., Graubard Miller and each of Beatrice Hom and Francois Shih.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-140516).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of UHY LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2007, we paid our principal accountant $25,000 for the services they performed in connection with our Registration Statement on Form S-1 related to our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007, and $2,700 in connection with the review of our two Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is approximately $15,000. The aggregate of such fees is $47,700.

Through April 11, 2008, UHY had a continuing relationship with UHY Advisors, Inc. ("Advisors") from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY's partners provide non-audit services.  UHY has only a few full time employees.  Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit-Related Fees

During 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

As we do not have an audit committee, the audit committee did not pre-approve any accounting-related or tax services. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2008.

CHINA DISCOVERY ACQUISITION CORP.

By:	/s/ Michael Hsu
Michael Hsu
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Wen Shi Li Wen Shi	Chairman of the Board	April 11, 2008

/s/ Michael Hsu Michael Hsu	Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2008

/s/ Beatrice Hom Beatrice Hom	Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting and Financial Officer)	April 11, 2008

/s/ Wing Yip Wing Yip	Director	April 11, 2008

/s/ Vincent Shen Vincent Shen	Director	April 11, 2008

/s/ Xiong Yin Xiong Yin	Director	April 11, 2008

China Discovery Acquisition Corp.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet as of December 31, 2007	F-2

Statement of Operations for the period from
January 8, 2007 (inception) to December 31, 2007	F-3

Statement of Stockholders’ Equity for the period from
January 8, 2007 (inception) to December 31, 2007	F-4

Statement of Cash Flows for the period from
January 8, 2007 (inception) to December 31, 2007	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Discovery Acquisition Corp.

We have audited the accompanying balance sheet of China Discovery Acquisition Corp. as of December 31, 2007, and the related statements of operations and changes in stockholders' equity and cash flows for the period from January 8, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Discovery Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the period from January 8, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Albany, New York

April 11, 2008

China Discovery Acquisition Corporation
(A Corporation in the Development Stage)
Balance Sheet

December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$100,832
Cash and cash equivalents held in Trust Account	33,876,887
Interest receivable	107,490
Total Assets	$34,085,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred underwriter’s fees	$345,000
Total current liabilities	345,000

Ordinary Shares, subject to possible conversion, 1,724,425 shares
at conversion value	10,008,413

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY
Preferred shares, $.0001 par value
Authorized 1,000,000 shares; none issued
Ordinary shares, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,105,000 shares (which includes 1,724,425 shares
subject to possible conversion)	711
Additional paid-in capital	23,187,020
Retained earnings accumulated during the development
stage	544,065
Total stockholders' equity	23,731,796
Total liabilities and stockholders’ equity	$34,085,209

See notes to financial statements

China Discovery Acquisition Corporation
(A Corporation in the Development Stage)
Statement of Operations

Period from
January 8, 2007 (inception) to
December 31, 2007
Formation costs	$4,501
Operating expenses	266,288
Operating loss	(270,789)

Other income:
Investment income	814,854
Net income for period	544,065

Net income attributable to common shareholders	544,065

Weighted average shares outstanding	4,144,500

Net income per share, basic and diluted	$0.13

See notes to financial statements

China Discovery Acquisition Corporation
(A Corporation in the Development Stage)
Statement of Stockholders’ Equity

			Additional	Earnings accumulated during the
	Ordinary Shares		Paid-In	development
	Shares	Amount	Capital	stage	Total
Ordinary shares issued January 8, 2007 at $.0200 per share	1,250,000	$125	$24,875		$25,000

Sale of 5,750,000 units at $6.00 per unit through a public offering, net of underwriter’s discount and offering expenses (1,724,425 shares subject to possible conversion)	5,750,000	575	31,920,469		31,921,044
Proceeds from issuance of underwriter’s options			100		100
Proceeds subject to possible conversion of 1,724,425 shares			(10,008,413)		(10,008,413)
Proceeds from private placement of insider units and warrants	105,000	11	1,249,989		1,250,000
Net income for the period ended December 31, 2007				544,065	544,065
Balance, December 31, 2007	7,105,000	$711	$23,187,020	$544,065	$23,731,796

See notes to financial statements

China Discovery Acquisition Corporation
(A Corporation in the Development Stage)
Statement of Cash Flow

January 8, 2007 (inception) to
December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$544,065
Adjustments to reconcile net income for the period to net cash used in operating activities:

Changes in operating assets and liabilities:
Interest earned on trust fund	(704,387)
Interest receivable	(107,490)
Net cash used in operating activities	(267,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits to Trust Account	(33,372,500)
Withdrawals from Trust Account	200,000
Net cash used in investing activities	(33,172,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	34,500,000
Proceeds from underwriters’ purchase option	100
Proceeds from sale of ordinary shares to founding stockholders	25,000
Proceeds from private placement to founding stockholders	1,250,000
Payment of costs of initial public offering	(2,233,956)
Proceeds from stockholder notes payable	100,000
Repayment of stockholder notes payable	(100,000)
Net cash provided by financing activities	33,541,144

NET INCREASE (DECREASE) IN CASH	100,832
CASH AT BEGINNING OF PERIOD	0
CASH AT END OF PERIOD	$100,832
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting discount & commission	$345,000
Fair value of underwriter purchase option included in offering costs	$1,054,114

See notes to financial statements

China Discovery Acquisition Corporation
(A Corporation in the Development Stage)
Notes to Financial Statements

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

All activity from January 8, 2007 (inception) through June 21, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (29.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet.

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

Investment Held in Trust

The Trust Account at December 31, 2007 is comprised of Money Market Treasury Obligations Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Loss Per Share

Basic income per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period.
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average ordinary shares outstanding during the period. Calculation of the weighted average ordinary shares outstanding during the period is based on 1,250,000 initial shares outstanding throughout the period from January 8, 2007 (inception) to June 26, 2007, 6,675,000 ordinary shares outstanding after the effective date of the offering and the exercise of the underwriters purchase option and 7,105,000 ordinary shares after the closing of the over-allotment option.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earning of the Company. As the warrants issued in the public offering are not yet exercisable, basic and diluted earnings per share were the same during 2007.

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

Effect of Recent Accounting Pronouncements

SFAS 141R, Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’). FAS 141R replaces Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘FAS 141’’), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling (‘‘minority’’) interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of FAS 141R on its financial statements.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, ‘‘Noncontrolling (‘‘minority’’) Interests in Consolidated Financial Statements’’ (‘‘FAS 160’’). FAS 160 establishes accounting and reporting standards for the noncontrolling (‘‘minority’’) interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling (‘‘minority’’) interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling (‘‘minority’’) interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

4. Commitments and Contingency
The Company occupies office space provided by an affiliate of the Company’s chief operating officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The Company paid $52,500 under this arrangement during 2007.

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