Form 10-Q
period 2008-03-31
China Discovery Acquisition Corp.
filed 2008-05-15
CIK 1388374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒ No ☐

As of May 15, 2008, 7,105,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$198,129	$100,832
Cash and cash equivalents held in Trust Account	33,994,060	33,876,887
Interest receivable	48,427	107,490
Total Assets	34,240,615	34,085,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred Underwriter’s fees	345,000	345,000
Total current liabilities	345,000	345,000

Common stock, subject to possible conversion, 1,724,425 shares
at conversion value	10,008,413	10,008,413

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred shares, $.0001 par value
Authorized 1,000,000 shares; none issued
Ordinary shares, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,105,000 shares (which includes 1,724,425
subject to possible conversion)	711	711
Additional paid-in capital	23,187,020	23,187,020
Retained earnings accumulated during the development
Stage	699,471	544,065
Total stockholders’ equity	23,887,202	23,731,796
Total liabilities and stockholders’ equity	$34,240,615	$34,085,209

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Operations

	For the Three Months Ended March 31, 2008	Period from January 8, 2007 (inception) to March 31, 2007	Period from January 8, 2007 (inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Formation costs	0	2,500	4,501
Operating expenses	53,725	147	320,013
Operating loss	(53,725)	(2,647)	(324,514)

Other income:
Investment income	209,131	223	1,023,985
Net income (loss) for period	155,406	(2,424)	699,471

Net income (loss) attributable to common shareholders	155,406	(2,424)	699,471

Weighted average shares outstanding	7,105,000	1,250,000	3,292,000

Net income per share, basic and diluted	$0.02	0.00	$0.21

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Stockholders’ Equity

	Ordinary Shares		Additional	Earnings accumulated during the developmental
	Shares	Amount	Paid-In Capital	stage	Total
Balance, January 8, 2007 (inception)	—	—	—	—	—

Ordinary shares issued January 8, 2007 at $.0200 per share	1,250,000	125	24,875		25,000

Sale of 5,750,000 units at $6.00 per unit through a public offering, net of underwriter’s discount and offering expenses (1,724,425 shares subject to possible conversion)	5,750,000	575	31,920,469		31,921,044
Proceeds from issuance of underwriter’s options			100		100
Proceeds subject to possible conversion of 1,724,425 shares			(10,008,413)		(10,008,413)
Proceeds from private placement to insider units and warrants	105,000	11	1,249,989		1,250,000
Net income for the period from January 8, 2007 (inception) to March 31, 2008 (unaudited)				699,471	699,471
Balance, March 31, 2008 (unaudited)	7,105,000	711	23,187,020	699,471	23,887,202

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Cash Flows

	For the Three Months Ended March 31, 2008	Period from January 8, 2007 (inception) to March 31, 2007	January 8, 2007 (inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155,406	$(2,424)	$699,471
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accrued expenses		2,500
Interest earned on trust fund	(159,682)		(971,559)
Interest receivable	(48,427)		(48,427)
Net cash used in operating activities	(52,703)	76	(320,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits from Trust Account	—		(33,372,500)
Withdrawals from Trust Account	150,000		(350,000)
Net cash used in investing activities	150,000		(33,022,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred costs associated with initial pubic offering		(88,843)
Gross proceeds from initial public offering			34,500,000
Proceeds from underwriters’ purchase option	0		100
Proceeds from sale of ordinary shares to founding stockholders	0	25,000	25,000
Proceeds from private placement to founding stockholders	0		1,250,000
Accrued offering costs	0		0
Payment of costs of initial public offering	0		(2,233,956)
Proceeds from stockholder notes payable	0	100,000	100,000
Repayment of stockholder notes payable	0		(100,000)
Net cash provided by financing activities	0	36,157	33,541,144

NET INCREASE IN CASH	97,297	36,233	198,129
CASH AT BEGINNING OF PERIOD	100,832	—	0
CASH AT END OF PERIOD	198,129	36,233	198,129
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting discount & commission	345,000		345,000
Fair value of underwriter purchase option included in offering costs			1,054,114

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

The financial statements at and for the periods ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations and cash flows for the three month period ended March 31, 2008 and for the period from January 8, 2007 (inception) through March 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 18, 2007. The Company consummated the offering on June 26, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $29,075,000 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. There can be released to the Company, from time to time, interest earned on the funds held in trust up to an aggregate of $1,050,000 of which $350,000 has been released through March 31, 2008. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (29.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2008 balance sheet.

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

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at March 31, 2008 is comprised of Money Market Treasury Obligations Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 11,500,000 warrants issued in connection with the public offering, 1,033,334 warrants and 105,000 units issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase options has not been considered in diluted loss per share calculations since such warrants are not yet exercisable.

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

3.	Note Payable, Stockholder	The Company issued unsecured promissory notes in aggregate amount of $100,000 to certain officers. The notes were non interest bearing and were paid from the net proceeds of the Offering.

4.	Commitments
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

Overview

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

Results of Operations

For the three months ended March 31, 2008, we had a net income of $155,406 derived from interest income of $209,131 offset by $53,725 for travel and other expenses.

For the period from January 8, 2007 (inception) to March 31, 2008, we had a net income of $699,471 derived from interest income of $1,023,985, offset by $320,013 for travel and other expenses, and $4,501 for formation expenses.

Financial Condition and Liquidity

We consummated our initial public offering on June 26, 2007. On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,031,456 in underwriting discounts and commissions (after deferring $300,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,075,000, of which $29,075,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $33,372,500 held in trust (or approximately $5.80 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 906 Certification by CFO

32.1	Section 302 Certification by CEO

32.2	Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DISCOVERY ACQUISITION CORP.

Dated: May 15, 2008
/s/ Michael Hsu

Michael Hsu
Chief Executive Officer

/s/ Beatrice Hom

Beatrice Hom
Chief Operating Officer and Chief Financial Officer