Form 10-Q
period 2008-06-30
China Discovery Acquisition Corp.
filed 2008-08-19
CIK 1388374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2008

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

As of August 15, 2008, 7,105,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$113,232	$100,832
Cash and cash equivalents held in Trust Account	34,151,381	33,876,887
Interest receivable	52,469	107,490
Total Assets	34,317,082	34,085,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred Underwriter’s fees	$345,000	$345,000
Accrued expenses	13,899	—
Total current liabilities	358,899	345,000

Common stock, subject to possible conversion, 1,724,999 shares
at conversion value	10,241,969	10,008,413

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred shares, $.0001 par value
Authorized 1,000,000 shares; none issued
Ordinary shares, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,105,000 shares ( including 1,724,999
shares subject to possible conversion)	711	711
Additional paid-in capital	22,953,464	23,187,020
Retained earnings accumulated during the development
stage	762,039	544,065
Total shareholders’ equity	23,716,214	23,731,796
Total liabilities and shareholders’ equity	$34,317,082	$34,085,209

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Operations

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	Period from January 8, 2008 (inception) to June 30, 2007	Period from January 8, 2007 (inception) to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Formation costs	$—	$—	$2,500	$4,501
Operating expenses	99,805	153,530	7,275	419,818
Operating loss	(99,805)	(153,530)	(9,775)	(424,319)

Other income:
Investment income	162,373	371,504	5,179	1,186,358
Net income (loss) for period	62,568	217,974	(4,596)	762,039

Net income attributable to ordinary shareholders	$62,568	$217,974	$(4,596)	$762,039

Weighted average shares outstanding	7,105,000	7,105,000	1,379,000	5,262,412

Net income per share, basic and diluted	$0.01	$0.03	$0.00	$0.14

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Shareholders’ Equity

				Retained
				Earnings
				accumulated
			Additional	during the
	Ordinary Shares		Paid-In	developmental
	Shares	Amount	Capital	stage	Total
Balance, January 8, 2007 (inception)	—	$—	$—	$—	$—

Ordinary shares issued January 8, 2007 at $.0200 per share	1,250,000	125	24,875		25,000

Sale of 5,750,000 units at $6.00 per unit through a public offering, net of underwriter’s discount and offering expenses (1,724,999 shares subject to possible conversion)	5,750,000	575	31,920,469		31,921,044
Proceeds from issuance of underwriter’s options			100		100
Proceeds subject to possible conversion of 1,724,999 shares			(10,008,413)		(10,008,413)
Proceeds from private placement of insider units and warrants	105,000	11	1,249,989		1,250,000
Accretion of trust relating to ordinary shares subject to possible redemption	—	—	(233,556)		(233,556)
Net income for the period from inception to June 30, 2008 (unaudited)				762,039	762,039
Balance, June 30, 2008	7,105,000	$711	$22,953,464	$762,039	$23,716,214

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Cash Flows

	For the Six Months Ended June 30, 2008	Period from January 8, 2007 (inception) to June 30, 2007	Period from January 8, 2007 (inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$217,974	$(4,596)	$762,039
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Changes in operating assets and liabilities
Increase in accrued expenses	13,899	7,001	358,899
Interest receivable	55,021	—	52,469
Other	—	2,076	2,076
Net cash provided by operating activities	286,894	4,481	1,175,483

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits to Trust Account	—	(29,081,925)	(33,372,500)
Interest earned on trust fund	(424,494)	—	(1,580,895)
Withdrawals from Trust Account	150,000	—	350,000
Net cash used in investing activities	(274,494)	(29,081,925)	(34,603,395)

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from initial public offering	—	30,000,000	34,500,000
Proceeds from underwriters’ purchase option	—	100	100
Proceeds from sale of ordinary shares to founding stockholders	—	25,000	25,000
Proceeds from private placement to founding stockholders	—	1,250,000	1,250,000
Accrued offering costs	—	25,917	—
Payment of costs of initial public offering		(2,031,456)	(2,233,956)
Proceeds from stockholder notes payable	—	—	100,000
Repayment of stockholder notes payable	—	—	(100,000)
Net cash provided by financing activities	—	29,269,561	33,541,144

NET INCREASE IN CASH	12,400	192,117	113,232
CASH AT BEGINNING OF PERIOD	100,832	—	—
CASH AT END OF PERIOD	$113,232	$192,117	$113,232
Cash paid for interest	$—	$—	$—
Cash paid for income tax	$—	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting discount & commission	$—	$300,000	$345,000
Fair value of underwriter purchase option included in offering costs	$—	$—	$1,054,114

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

The financial statements at and for the periods ended June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the six and three month periods ended June 30, 2008 and for the period from January 8, 2007 (inception) through June 30, 2008, and its cash flows for the period from January 8, 2007 (inception) through June 30, 2008 and 2007 and for the six months ended June 30, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 14, 2008..

All activity from January 8, 2007 (inception) through June 30, 2008 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (29.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2008 balance sheet.

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

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at June 30, 2008 is comprised of Money Market Treasury Obligations Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 11,500,000 warrants issued in connection with the public offering, 1,033,334 warrants and 105,000 units issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase options has not been considered in diluted income per share calculations since such warrants are not yet exercisable.

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

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company is currently assessing the potential effect of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

2.	Initial Public Offering
On June 26, 2007, the Company sold 5,000,000 units (“Units”) in the Offering. On July 2, 2007, the Company consummated the closing of an additional 750,000 Units which were subject to the over-allotment option. Each Unit consists of one ordinary share, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or June 18, 2008 and expiring June 17, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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
The Company occupies office space provided by an affiliate of the Company’s chief operating officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The Company recognized $22,500, $45,000 and $97,500 of expense under this arrangement for the three and six months ended June 30, 2008, and for the period from January 8, 2007 (inception) to June 30, 2008, respectively.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q, and the audited financial statements and related notes thereto in our Annual Report on Form 10-KSB for the period ended December 31, 2007.

This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in our Annual Report on Form 10-KSB for the period ended December 31, 2007, the “Risk Factors” section of our prospectus, and our ability to consummate a Business Combination, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K

Overview

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

Results of Operations

For the three months ended June 30, 2008, we had a net income, respectively, of $62,568, derived from interest income of $162,373, offset by $99,805 for travel and other expenses.

For the six months ended June 30, 2008, we had a net income, respectively, of $217,974, derived from interest income of $371,504, offset by $153,530 for travel and other expenses.

For the period from January 8, 2007 (inception) to June 30, 2008, we had a net income of $762,039 derived from interest income of $1,186,358, offset by $419,818 for travel and other expenses, and $4,501 for formation expenses.

Financial Condition and Liquidity

We consummated our initial public offering on June 26, 2007. On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,031,456 in underwriting discounts and commissions (after deferring $345,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,700,000, of which $33,372,500 was deposited into the trust account (or approximately $5.80 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: August 19, 2008
/s/ Michael Hsu

Michael Hsu
Chief Executive Officer

/s/ Beatrice Hom

Beatrice Hom
Chief Operating Officer and Chief Financial Officer