Form 10-Q
period 2008-09-30
China Discovery Acquisition Corp.
filed 2008-11-14
CIK 1388374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2008

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

As of November 13, 2008, 7,105,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Part 1.

Financial Information

Item 1. Financial Statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$141,851	$100,832
Cash and cash equivalents held in Trust Account	34,111,596	33,876,887
Prepaid expense	35,000	-
Interest receivable	54,000	107,490
Total Assets	$34,342,447	$34,085,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred Underwriter’s fees	345,000	345,000
Accrued expenses	121,860	-
Total current liabilities	466,860	345,000

Ordinary shares, subject to possible conversion, 1,724,999 shares
at conversion value	10,230,068	10,008,413

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred shares, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,105,000 shares (which includes 1,724,999
subject to possible conversion)	711	711
Additional paid-in capital	22,965,365	23,187,020
Retained earnings accumulated during the development
stage	679,443	544,065
Total stockholders’ equity	23,645,519	23,731,796

Total liabilities and stockholders’ equity	$34,342,447	$34,085,209

See accompanying notes to financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Operations

	For the Three Months Ended September 30, 2008	For the Nine months ended September 30, 2008	Period from January 8, 2007 (inception) to September 30, 2007	Period from January 8, 2007 (inception) to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Formation costs	$-	$-	$4,501	$4,501
Operating expenses	244,801	398,331	157,586	664,619
Operating loss	(244,801)	(398,331)	(162,087)	(669,120)

Other income:
Investment income	162,205	533,709	385,983	1,348,563
Net income (loss) for period	(82,596)	135,378	223,896	679,443

Net income (loss) attributable to ordinary shareholders	$(82,596)	$135,378	$223,896	$679,443

Weighted average shares outstanding	7,105,000	7,105,000	3,166,667	5,531,062

Net income (loss) per share, basic and diluted	$(0.01)	$0.02	$0.07	$0.12

See accompanying notes to financial statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Stockholders’ Equity

	Ordinary Shares		Additional Paid-In	Retained Earnings accumulated during the developmental
	Shares	Amount	Capital	stage	Total
Balance, January 8, 2007 (inception)	$—	$—	$—	$—	$—

Ordinary shares issued January 8, 2007 at $.0200 per share	1,250,000	125	24,875	--	25,000

Sale of 5,750,000 units at $6.00 per unit through a public offering, net of underwriter’s discount and offering expenses (1,724,999 shares subject to possible conversion)	5,750,000	575	31,920,469	--	31,921,044
Proceeds from issuance of underwriter’s options			100	--	100
Proceeds subject to possible conversion of 1,724,999 shares	--	--	(10,008,413)	--	(10,008,413)
Proceeds from private placement to insider units and warrants	105,000	11	1,249,989	--	1,250,000
Accretion of trust relating to ordinary shares subject to possible redemption			(221,655)	--	(221,655)
Net income for the period from inception to September 30, 2008 (unaudited)	--	--	--	679,443	679,443
Balance, September 30, 2008	7,105,000	$711	$22,965,365	$679,443	$23,645,519

See accompanying notes to financial statements

China Discovery Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Cash Flows

	For the Nine months ended September 30, 2008	Period from January 8, 2007 (inception) to September 30, 2007	January 8, 2007 (inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	135,378	302,971	679,443
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Changes in operating assets and liabilities
Increase in accrued expenses	121,860	-	121,860
Prepaid expense	(35,000)	-	(35,000)
Interest receivable	53,490	-	(54,000)
Net cash provided by operating activities	275,728	302,971	712,303

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits to Trust Account	—	(33,372,500)	(33,372,500)
Interest earned on trust fund	(584,709)	(263,782)	(1,289,096)
Withdrawals from Trust Account	350,000	-	550,000
Net cash used in investing activities	(234,709)	(33,636,282)	(34,111,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	--	34,297,500	34,500,000
Proceeds from underwriters’ purchase option	--	100	100
Proceeds from sale of ordinary shares to founding stockholders	--	25,000	25,000
Proceeds from private placement to founding stockholders	--	1,250,000	1,250,000
Payment of costs of initial public offering	--	(2,031,456)	(2,233,956)
Proceeds from stockholder notes payable	--	100,000	100,000
Repayment of stockholder notes payable	--	<100,000>	(100,000)
Net cash provided by financing activities	-	33,541,144	33,541,144

NET INCREASE IN CASH	41,019	207,833	141,851
CASH AT BEGINNING OF PERIOD	100,832	-	-
CASH AT END OF PERIOD	$141,851	$207,833	$141,851
Cash paid for interest	--	--	--
Cash paid for income tax	--	--	--
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting discount & commission	$-	$345,000	$345,000
Fair value of underwriter purchase option included in offering costs	$-	$-	$1,054,114

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

The unaudited financial statements included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2008 and for the period from January 8, 2007 (inception) through September 30, 2008, and its cash flows for the nine month period ended September 30, 2008 and for the periods from January 8, 2007 (inception) through September 30, 2008 and 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 14, 2008.

All activity from January 8, 2007 (inception) through September 30, 2008 relates to the Company’s formation, its initial public offering described below, as well as its business acquisition activities. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on June 18, 2007. The Company consummated the offering on June 26, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $33,372,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. There can be released to the Company, from time to time, interest earned on the funds held in trust up to an aggregate of $1,050,000. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (29.99% of the amount held in the Trust Account) has been classified as ordinary shares subject to possible conversion in the accompanying September 30, 2008 balance sheet.

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

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at September 30, 2008 is comprised of Money Market Treasury Obligations Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 11,500,000 warrants issued in connection with the public offering, 1,033,334 warrants and 105,000 units (210,000 warrants) issued in connection with the private placement and the 500,000 units (1,000,000 warrants) included in the underwriter’s purchase options has not been considered in diluted income (loss) per share calculations since such warrants are not yet excercisable.

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

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company expects that the adoption of SFAS 157 will not have a material impact on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company expects that the adoption of SFAS 159 will not have a material impact on its financial statements.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company expects that the adoption of EITF 06-11 will not have a material impact on its financial statements.

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company expects that the adoption of EITF 07-03 will not have a material impact on its financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for the Company as of January 1, 2009. The Company expects that the adoption of SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. The Company is currently evaluating the impact of the adoption of SFAS 141(R) on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for the Company on January 1, 2009 and early adoption is encouraged. The Company expects that the adoption of SFAS 161 will not have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Specifically, the Company shall consider its own historical experience in renewing or extending similar arrangements, even when there is likely to be substantial cost or material modifications. Also, in the absence of its own experience, an entity shall consider the assumptions that market participants would use. The provisions of FSP 142-3 are applied prospectively to intangible assets acquired after January 1, 2009. FSP 142-3 may have a material impact on the determination of the useful lives of intangible assets acquired after January 1, 2009. This impact, if any, from the application of FSP 142-3 will depend on the facts and circumstances of the intangible assets acquired after adoption.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 clarifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion should be accounted for separately. The liability and equity components of convertible debt instruments within the scope of APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The provisions of APB 14-1 are applied retrospectively and are effective for the Company as of January 1, 2009. The Company currently expects that the adoption of APB 14-1 will not have a material impact on its financial statements.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

2.	Initial Public Offering
On June 26, 2007, the Company sold 5,000,000 units (“Units”) in the Offering. On July 2, 2007, the Company consummated the closing of an additional 750,000 Units which were subject to an over-allotment option. Exercised by the underwriters of our initial public offering Each Unit consists of one ordinary share, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or June 18, 2008 and expiring June 17, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $1,054,114 ($2.11 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.03%, (2) risk-free interest rate of 4.54% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option (except in the case of a forced cashless exercise of the warrants underlying the Units upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

China Discovery Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

3.	Note Payable, Stockholder
During 2007, the Company issued unsecured promissory notes in aggregate amount of $100,000 to certain officers. The notes were non interest bearing and were repaid from the net proceeds of the Offering.

4.	Commitments
The Company occupies office space provided by an affiliate of the Company’s chief operating officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The Company recognized $22,500 and $67,500 of expense under this arrangement for the three and nine months ended September 30, 2008 and ($120,000) and for the period from January 8, 2007 (inception) to September 30, 2008, respectively.

Pursuant to letter agreements dated as of October 12, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s directors and certain special advisors and their members purchased 105,000 Units (“Insider Units”) at $6.00 per Unit and 1,033,334 Warrants (“Insider Warrants”) at $0.60 per Insider Warrant (for an aggregate purchase price of $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Units and Insider Warrants are identical to the Units sold in the Offering (and the Warrants underlying such Units) except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with out unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q, and the audited financial statements and related notes thereto in our Annual Report on Form 10-KSB for the period ended December 31, 2007.

This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in our Annual Report on Form 10-KSB for the period ended December 31, 2007, the “Risk Factors” section of our prospectus, and our ability to consummate a Business Combination, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on form 10-Q, and current reports on Form 8-K.

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

Results of Operations

For the three months ended September 30, 2008, we had a net loss of $82,596, derived from interest income of $162,205, offset by $244,801 for travel and other expenses.

For the nine months ended September 30, 2008, we had net income of $135,378, derived from interest income of $533,709, offset by $398,331 for travel and other expenses.

For the period from January 8, 2007 (inception) to September 30, 2008, we had net income of $679,443 derived from interest income of $1,348,563, offset by $664,619 for travel and other expenses, and $4,501 for formation expenses.

Financial Condition and Liquidity

We consummated our initial public offering consisting of 5,000,000 units on June 26, 2007. On July 2, 2007, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. . Simultaneously with the consummation of our initial public offering, we consummated the private sale of 105,000 units at $6.00 per unit and 1,033,334 warrants at $0.60 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000. Gross proceeds from our initial public offering (including from our private placement of units and warrants) were $35,750,000. We paid a total of $2,031,456 in underwriting discounts and commissions (after deferring $345,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,700,000, of which $33,372,500 was deposited into the trust account (or approximately $5.80 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

We believe we will have sufficient available funds outside of the trust fund to operate through June 26, 2009, assuming that a business combination is not consummated during that time. In accordance with the prospectus, there can be released to us, from time to time, interest earned on the funds held in the trust account, up to an aggregate of $1,050,000, to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. To date we have withdrawn $550,000 from the trust account. From June 26, 2007 through June 26, 2009, we anticipate that we will incur approximately $240,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Voxa, Inc. ($7,500 per month for 24 months), $100,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing shareholders, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $580,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves and director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,075,000, all of which $29,075,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the Trust Fund, for a total of $33,372,500 (initially approximately $5.80 per share sold in the offering).

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

Dated: November 14, 2008
/s/ Michael Hsu
Michael Hsu Chief Executive Officer

/s/ Beatrice Hom
Beatrice Hom Chief Operating Officer and Chief Financial Officer